Form 10-K
period 1993-08-31
CORNWALL TIN & MINING CORP/DE/
filed 2003-08-06
CIK 797854

Name of each Exchange on which registered


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20542
FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 1993

Commission File Number
0-14834

		CORNWALL TIN & MINING CORPORATION
      (Exact name of registrant as specified in its charter)

				Delaware
                        (State or other jurisdiction
                              of incorporation)
IRS Employer Identification No.
    13-2627473

20 Oueen Street West, Suite 600. Toronto. Ontario, Canada M5H 3R3, Address of principal executive offices

Registrant's telephone number including area code:
(416) 971-8611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common

Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15( d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___



              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable.




APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Issued and outstanding:

2,710,800 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

     Financial Statements of the Corporation for the year ended August 31, 1993, are hereby incorporated by reference.

				PART I
Item 1.	Business

Acquisition of H Space Technologies Inc.

H Space Technologies Inc. ("H Space") is in the business of designing and manufacturing point of sale, promotional and corporate display systems. A discussion with respect to H Space is set out hereafter.

Management has conditionally agreed to merge the Corporation with H Space. The agreement is conditional on regulatory and shareholder approval. The Corporation intends to split its existing issued and outstanding shares on a 2:1 basis and thereafter issue 10,799.961 common treasury shares of the Corporation to the shareholders of H Space in exchange for all of the
3.599.987 common shares issued or optioned in H Space. As part of the merger, a private placement of up to 2,000,000 shares of the Corporation for a consideration of $1,000,000 is planned.

Technology Profile

Utilizing a knowledge base gained over the past 20 years in the field of fibre optics, the founders of H Space developed a unique Light Management System, "LMS" which will allow the company to launch into two commercial markets which are global in nature. This new "patent pending" technology facilitates the design and manufacture of animated point of sale and corporate identification display systems displacing aging neon signage. Low wattage, energy efficient light is transmitted through computer generated light/colour management system into any array of fibre optic cables which bring to the viewer an exciting array of every changing colours and message patterns. Prototype systems have been presented to major corporate end users. Engineering to prepare for multiple unit manufacturing is in process.

The Company will focus its fiscal efforts on the commercialization of fibre optics "LMS" for the promotional, point of sale and corporate display market. The Company's sustainable competitive advantages rest in a combination of its technical depth in fibre optics and light transmission, its computer based design system and its seasoned management. Following completion of the commercialization of the above subject technology, the company will avail itself of Canadian government research grants to bring to market readiness equally existing fibre optic lighting systems for "holographic" display and interior design applications.

Market Profile:

Xzotec Inc. will initially focus on two defined markets:

1.	Promotional signage; and
	Corporate display.

The total market is estimated to be in the range of $3 billion (U.S.). The following is a brief overview.

Promotional Signage:

The utilization of illuminated promotion or "point of sale" signs and displays is a well established marketing tool. Advertising budgets are projected to increasingly focus on point of purchase where the majority of buying decisions are made. Currently, a portion of the point of purchase advertising budget of major corporations is committed to neon signs. Xzotec will be positioned to capture projected budget expenditure growth by offering major corporations enhanced, motion and colour rich sign age not previously available. The price point will be slightly higher than neon but this is not a barrier to entry. Test marketing and prototype work is already underway with a number of consumer product, Fortune 500 companies. Management believes that industries ranging from food and beverage to footwear, computers, clothing, financial services, tobacco, automotive and consumer electronics will be end user customers.

Corporate Display:

Most if not all Fortune 500 companies continue to invest in corporate imagery. This market sector will be attracted to the special ability of Xzotec Inc. to provide high profile corporate identification which is individually unique in design but utilizes the company's standard light management system and fibre optics. The marketplace for display systems will range from corporate name/logo signs to interior building designs and trade show exhibits.

Strategic Relationship:

Xzotec Inc. has benefited and will continue to derive assistance from its special relationship with Precision Camera Inc. Founded over 15 years ago by Mr. Gerd Kurz, an investor in and shareholder of H Space, Precision is
Canada's   premiere  Company  in  the  growing  field  of   complex   video
applications. With in-house, state of the art design studios, precision machining, optical, electronic and video testing and repair facilities, Precision Camera has the technical capacity to design, engineer, manufacture and install complex integrated audio/video systems.

The company is certified by Sony of Japan as a broadcast service facility for television and motion picture equipment. Precision has engineered systems from remote control cameras operating in nuclear reactors to the system in Toronto's Skydome Stadium retractable roof. This relationship has assisted management in their prototype development phase and will prove invaluable as the company moves into full commercial production.

Management:

Management of H Space has a considerable depth of knowledge in marketing, manufacturing, fibre optic and holographic technology. Both Michael Miville, the firm's President and Richard Howard, the Executive Vice-President, have previously built and sold successful companies.

Other Business:

Other than the acquisition of H Space, the Corporation has no business activities.

Item 2.		Properties:
		N/A

Item 3.		Legal Proceedings:
		None

Item 4.		Security Ownership of Certian Beneficial Owners and Management:
		None

				PART II

Item 5. 	Market for the Registrant's Common Stock and Related
		Holder Matters:
		None

Item 6. 	Selected Financial Data:
		See attached information as Exhibit A.

Item 7.		Management's Discussion and Analysis of Financial Condition
		and Results of Operations:

The Board of Directors and shareholders have agreed with H Space Technologies Inc. to approve the change of the name of the Corporation to Xzotec Inc. to increase the capital of the Corporation to 30 million common shares without par value to split the issued and outstanding common shares on a 2:1 basis prior to the acquisition of H Space Technologies Inc., to approve the acquisition of H Space Technologies Inc., to approve the stock option plan and to approve the private placement of 2 million treasury shares for a consideration of $1,000,000.

Item 8.		Financial Statements and Supplementary Data:
		Attached are financial statements for the period ending
		August 31, 1993.

Item 9.		Disagreements on Accounting and Financial Disclosure
		None


			PART III

Item 10.	Directors and Executive Officers of the Registrant:

Name and Principal 	Present		   Shareholdings	Shareholdings
   Occupation         Shareholdings         After Split 	    After
					    Acquisition	   	 Acquisition

Michael Miville		 Nil			Nil		   2.430,000
President, Xzotec Inc.

Richard Howard
Exec. Vice-President 	 Nil			Nil		    999,999
Xzotec Inc.

Michael Mewha
C.E.O., North American   Nil			Nil		      Nil
Network Co. Inc.

Barry Brawn		 Nil		      956,463		1,114,797 (2)
President, Assistco
Inc.

Anthony Swartz		 Nil			Nil		3,324,960 (1)
President, Sussex
Investments Inc.


Gerd Kurz President, 	 Nil			Nil		    750,000
Precision
Camera Inc.

James T. Riley		956,463			956,463		  956,463
Chairman
Northquest Ventures Inc.

(1) Assumes conversion of debenture in the principal amount of $150,000.
(2) Assumes exercise of option in the amount of 158,334 shares at $1.00 per share.
(3) The  above directors have approved the acquisition of H Space Technologies
    Inc.

Item 11.	Executive Compensation:
		None

Item 12.	Security Ownership of Certain Beneficial Owners and
		Management:
		Mr. James T. Riley holds 936,463 shares directly.
		He also is the major shareholder of Northquest Ventures Inc.

Item 13.	Certain Relationships and Related Transactions
		None


				PART IV

Item 14.	Exhibits, Financial Statement Schedules
		and Reports on Form 8-K:

		See attached Financial Statements.
		The Corporation has no subsidiaries.
		See 8-K Report previously filed.

Signatures:
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7. 1993
CORNWALL TIN & MINING CORPORATION

Date: October 7, 1993.

"James T. Riley"































	 CORNWALL TIN AND MINING CORPORATION
             (A Delaware Corporation)



		FINANCIAL STATEMENTS
	      August 31, 1993 and 1992
		 (in U.S. dollars)




Chartered Accountants
BCE Place
181 Bay Street
Suite 1400
Toronto, Ontario
M5J 2V1

				AUDITORS' REPORT

To the Shareholders of
Cornwall Tin and Mining Corporation
Telephone: (416) 601-6150
Telecopier: (416) 601-6151

We have audited the balance sheets of Cornwall Tin and Mining Corporation (A Delaware Corporation) as at August 31, 1993 and 1992 and the statements of loss and deficit and of changes in financial position for each of the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation as at August 31, 1993 and 1992 and the results of its operations and the changes in its financial position for each of the years then ended in accordance with generally accepted accounting principles.




"Deloitte & Touche"
Chartered Accountants

Toronto, Ontario
September 16, 1993





























		    COMMENTS BY AUDITOR FOR U.S. READERS
                      ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at August 31, 1993 and 1992 and as described in Note 1 to the financial statements. Our report to the shareholders dated September 16, 1993 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditor's report when the uncertainty is adequately disclosed in the financial statements.



"Deloitte & Touche"
Chartered Accountants
Toronto, Ontario September 16, 1993

Deloitte Touche Tohmatsu International


































		    CORNWALL TIN AND MINING CORPORATION
                          (A Delaware Corporation)
                               BALANCE SHEETS
                          August 31, 1993 and 1992
                              (in U.S. dollars)


				1993		1992

ASSETS

CURRENT				$168		$204
 Cash

ADVANCE TO RELATED COMPANY 	  -		$43,573
(Note 3)

LIABILITY

CURRENT
Accounts payable and 		$1,945		$23,525
accrued liabilities

CAPITAL DEFICIENCY
Share capital
 Authorized
4,000,000 common shares with
a par value of $0.01 each
Issued
2,710,800 common shares 		27,108		27,108
Contributed surplus		      3,039,388	       3,039,388
Deficit				     (3,068,273)      (3,046,244)

					1,777		20,252
					 $168	       $43,777


APPROVED BY THE BOARD
  "Jim Riley"        Director
  "W Deschamps"      Director


































		 CORNWALL TIN AND MINING CORPORATION
                        (A Delaware Corporation)
                     STATEMENTS OF LOSS AND DEFICIT
                  Years ended August 31, 1993 and 1992
                            (in U.S. dollars)


					1993		1992

EXPENSES

Administrative services 	       $18,114		-
(Note 3)
Net foreign
exchange loss			       $1,900		$853

Legal and audit 		       $1.895		$837
Franchise tax			       $100 		$97
Bank charges		   	       $20		-
Transfer agent			        -		$170

LOSS FOR THE YEAR		       $22,029		$1957

DEFICIT, BEGINNING OF YEAR	       3.046.244	3,044,287

DEFICIT, END OF YEAR		       $ 3,068,273	$3,046,244

LOSS PER SHARE			       $ 0.0081		$0.0007









































		     CORNWALL TIN AND MINING CORPORATION
                          (A Delaware Corporation)
                 STATEMENTS OF CHANGES IN FINANCIAL POSITION
                     Years ended August 31,1993 and 1992
                              (in U.S. dollars)


					1993		1992

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING
ACTIVITIES:

OPERATING
Loss for the year			$(22,029)	$(1,957)
Change in non-cash operating
working capital item
Accounts payable and accrued		(21,580)	  (389)
liabilities
					(43,609)	(2,346)

FINANCING
Advance to related company		 43,573		 2,353

NET CASH (OUTFLOW) INFLOW		   (36)		     7

CASH, BEGINNING OF YEAR			   204		   197

CASH, END OF YEAR			  $168		  $204















































			CORNWALL TIN AND MINING CORPORATION
                            (A Delaware Corporation)
                        NOTES TO THE FINANCIAL STATEMENTS
                           August 31, 1993 and 1992
                                (in U.S. dollars)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The Corporation was incorporated under the laws of the State of Delaware on November 1, 1968. The Corporation has ceased its former operations of Mineral Exploration. Its charter was revived on June 2, 1992 for future undertakings. These financial statements have been prepared on the basis of accounting principles applicable to a going concern. Continuation of the business on this basis is dependent upon the Corporation achieving future profitable operations (see Note 3). There can be no assurance such operations will be successful.

2. SIGNIFICANT ACCOUNTING POLICY

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in Canada and conform in all material respects with accounting principles generally accepted in the United States.

Foreign currency translation

Monetary assets and liabilities are translated at the effective rate of exchange at the year end.

Foreign currency transactions occurring during the year are translated at the effective rate of exchange on the transaction date.

3. ADVANCE TO RELATED COMPANY

The Corporation has advanced funds to Northquest Ventures Inc. (formerly The Canadian Games Network Inc., a Canadian Company). The President of the Corporation is also the President of Northquest Ventures Inc. During fiscal 1993, Northquest Ventures Inc. agreed to assume the liabilities of the Corporation outstanding as at August 31, 1992 in exchange for an equal reduction in its advance. The remaining balance of the advance was charged to operations in exchange for services provided by Northquest Ventures Inc. up to August 31, 1993.

4. INCOME TAXES

The Corporation has available net operating losses which may be carried forward to be applied against future income for income tax purposes until at least the year 2000.



                     CORNWALL TIN AND MINING CORPORATION
                          (A Delaware Corporation)
                      NOTES TO THE FINANCIAL STATEMENTS
                          August 31, 1993 and 1992
                              (in U.S. dollars)
SUBSEQUENT EVENTS
At the Annual Meeting of the Shareholders on September 8, 1993, the shareholders approved a resolution by the board of directors to acquire H Space Technologies Inc. ("H Space"), subject to regulatory approval. The acquisition would be facilitated by issuing 10,799,961 common shares of the Corporation in exchange for 3,599,987 common shares of H Space, being all the issued and outstanding shares of H Space. H Space Technologies Inc. is a corporation that has developed a unique "patent pending" technology which facilitates the design of and manufacture of animated point of sale and corporate identification display systems displacing aging neon signage. Resolutions were also approved: to change the name of the Corporation to "Xzotec Inc.," to increase the number of authorized common shares of the Corporation to 30,000,000; to split the issued and outstanding shares of the Corporation on the basis of two common shares of the new Corporation in exchange for one common share previously issued prior to closing the acquisition  of  H  Space;  and  to create a  stock  option  plan  for  the
Corporation's senior directors, offices, affiliates as well as key employees and consultants to acquire shares at prices approved from time to time by the various regulatory bodies. Articles of Amendment have not been filed to effect these changes until the acquisition agreement with H Space has been executed.