Form 10-Q
period 1993-11-30
CORNWALL TIN & MINING CORP/DE/
filed 2003-08-07
CIK 797854

SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				          FORM 10-Q

		         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
			    THE SECURITIES EXCHANGE ACT OF 1934

		For the Quarter Ended:	 11/30/93		Commission File Number: 0-14834


			        CORNWALL TIN & MINING CORPORATION
		__________________________________________________________________
				(Exact name of registrant as specified in its charter)

					DELAWARE
		__________________________________________________________________
				(State or other jurisdiction of incorporation or organization)

					   13-2627473
		__________________________________________________________________
					 (IRS Employer  Identification No.)

		20 Queen St W, Suite 600. Toronto, Ont. Canada	                 M5H 3R3
		_______________________________________	              _____________
		(Address of principal executive offices)			(Zip Code)

               					         (416) 971-8611
		_________________________________________________________________
			(Registrant's telephone number, including area code):

		_________________________________________________________________
			(Former name, former address and former fiscal year,
				if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes__________					No___X____

















APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


Yes__________			No__________		Not Applicable____X____


APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Issued and outstanding:			2,710,800




					PART 1

			FINANCIAL INFORMATION

Item  1.		Financial Statements

			   N/A

Item  2.		Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations

			   Inactive





				PART 11     OTHER INFORMATION

Item  1.		Legal Proceedings

			   None


Item  2.		Change in Securities

			   None


Item  3.		Defaults Upon Senior Securities

			   None


Item  4.		Submission of Matters to a vote of Security Holders

			   None


Item  5.		Other Information

		The aquisition of H Space Technologies Inc. and the issuance of shares
		approved therefor was terminated. The increase in capital to 30,000,000
		 common shares without par value was approved but deferred at the
		 discretion of the directors. A general stock option plan as proposed was
		put into effect. None of the proposed officers and directors were appointed
		as set out	in item 6 of the 8k filed on or about September 8th, 1993. The
		Company's solicitor, James T Riley, remained the nominal  President and
		Derek Stodart was appointed Secretary of the 	Company.

Item  6.		Exhibits and Reports on Form 8-K

 			   None
















				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


CORNWALL TIN & MINING CORPORATION


        	Augest 4th, 2003					"James T Riley"
Date:_________________				_______________________________________
							James T. Riley
							President