Form 10-K
period 1994-08-31
CORNWALL TIN & MINING CORP/DE/
filed 2003-08-07
CIK 797854

SECURITIES AND EXCHANGE COMMISSION
		    			  Washington, D.C. 20549

			 		           FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended				Commission File Number

		o8/31/94					            0-14834


		CORNWALL TIN & MINING CORPORATION
______________________________________________________________________________
	(Exact name of registrant as specified in its charter)

	DELAWARE						13-2627473
______________________________________________________________________________
(State or other jurisdiction				 (IRS Employer
      of incorporation)				 	 Identification No.)

20 Queen St W, Suite 600. Toronto, Ont. Canada	M5H 3R3
______________________________________________________________________________
(Address of principal executive offices)		(Zip Code)



Registrant's telephone number, including area code:

	(416) 971-8611

Securities registered pursuant to Section 12(b) of the Act:


					       Name of each Exchange
Title of each Class  				on which registered
___________________			       ______________________
      Common					None
    2,710,800

Securities registered pursuant to Section 12(g) of the Act:


Title of Class   			Number

  Common				2,710,800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes_____			No__X__



			APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
	 		  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


N/A


			APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Issued and outstanding:			2,710,800 Common Shares



			DOCUMENTS INCORPORATED BY REFERENCE

Financial statements of the Corporation for the year ended Augest 31st, 1994 are hereby incorporated by reference.


					PART 1

Item  1.	Business

	The aquisition of H Space Technologies Inc. and the issuance of shares
	approved therefor was terminated. The increase in capital to 30,000,000
	common shares without par value was approved but deferred at the
	 discretion of the directors. A general stock option plan as proposed was
	put into effect. None of the proposed officers and directors were appointed
	as set out in item 6 of the 8k filed on or about September 8th, 1993. The
	Company's solicitor, James T Riley, remained the nominal  President and
	Derek Stodart was appointed Secretary of the Company.

Item  2.	Properties

	None

Item  3.	Legal Proceedings

	None

Item  4.	Security Ownership of Certain Beneficial Owners and Management

	James T Riley	956,463














					PART 11

Item  5.      Market for the Registrant's Common Stock and
	Related Holder Matters

	None

Item  6.	Selected Financial Data

	None

Item  7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations

	The Company is inactive

Item  8.	Financial Statements and Supplementary Data

	Attached are financial statements for the period ending augest 31st, 1994

Item  9.	Disagreements on Accounting and Financial Disclosure

	Name and princaple 		Present Shareholdings
	      occupation

	James T Riley		    956,463
	Lawyer

	Derek Stoddart		   Nil
	Accountant

					PART 111

Item  10.	Directors and Executive Officers of the Registrant

	None

Item  11.	Executive Compensation

	None

Item  12.	Security Ownership of Certain Beneficial Owners and Management

	James T Riley 	956,463 Common shares

Item  13.	Certain Relationships and Related Transactions

	None


















					PART 1V

Item  14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	Attached Financial Statements
	Corporation has no subsidiaries
	No 8k report for this period




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


CORNWALL TIN & MINING CORPORATION

         08/06/2003					"James T Riley"
Date:_________________				_______________________________________
						James T. Riley
						President