Form 10-Q
period 1995-05-30
CORNWALL TIN & MINING CORP/DE/
filed 2003-08-08
CIK 797854

SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

				          FORM 10-Q

		         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
			    THE SECURITIES EXCHANGE ACT OF 1934

		For the Quarter Ended:	05/30/95

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