Form 10-K
period 1995-08-31
CORNWALL TIN & MINING CORP/DE/
filed 2003-08-08
CIK 797854

SECURITIES AND EXCHANGE COMMISSION
		    	  Washington, D.C. 20549

	 		           FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended				Commission File Number

		08/31/95					0-14834


		CORNWALL TIN & MINING CORPORATION
______________________________________________________________________________
	(Exact name of registrant as specified in its charter)

	DELAWARE						13-2627473
______________________________________________________________________________
(State or other jurisdiction				 (IRS Employer
      of incorporation)				 	 Identification No.)

20 Queen St W, Suite 600. Toronto, Ont. Canada	M5H 3R3
______________________________________________________________________________
(Address of principal executive offices)		(Zip Code)



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

Company inactive not trading on any exchange









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

		None

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

		Attached are financial statements for the period ending august 31, 1995


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


CORNWALL TIN & MINING CORPORATION

         08/08/2003				"James T Riley"
Date:_________________				_______________________________________
						James T. Riley
						President